Form 10-K
period 1993-12-02
FIRST BOSTON MORTGAGE SEC CORP CON MOR PAS THR CER SE 1992-1
filed 1999-03-04
CIK 884033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1992

                         Commission file number:  333-53115

                     FIRST BOSTON MORTGAGE SECURITIES CORP.
     as Depositor (the "Depositor"), and Security Pacific National Bank, as trustee (the "Trustee") under the Pooling and Servicing Agreement, dated as of January 1, 1992, providing for the issuance of the Conduit Mortgage Pass-Through Certificates, Series 1992-1).


                     First Boston Mortgage Securities Corp.,
          Conduit Mortgage Pass-Through Certificates, Series 1992-1
           (Exact name of Registrant as specified in its Charter)


           DELAWARE                                    13-332-0910
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           Park Avenue Plaza
           New York, New York                               10055
           (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code:  (212)909-7537

     Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

     Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

     Indicate by check mark whether the Depositor (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Depositor was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Depositor's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates of the Depositor as of December 31, 1992: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1992:
     NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part I and Part IV incorporated herein by reference are as follows:

     Pooling and Servicing Agreement of Registrant dated as of January 1, 1992 (hereby incorporated herein by reference as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on February , 1999.


     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Remittance Statement to the Certificateholders as to distributions made on February 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on March 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on April 27, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on May 26, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on July 27, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on September 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on October 26, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on November 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on December 28, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.


     PART I

     ITEM 1.  Business.

     The trust fund relating to Pooling and Servicing Agreement dated as of January 1, 1992 (the "Pooling and Servicing Agreement") among First Boston Mortgage Securities Corp., as Depositor (the "Depositor"), and Security Pacific National Bank, as trustee (the "Trustee").

     The Conduit Mortgage Pass-Through Certificates, Series 1992-1 will be comprised of ten classes of publicly offered certificates (the "Certificates"). The Certificates consist of the Class 1-R, Class 1-A, Class 1-B, Class 1-C, Class 1-D, Class 1-E and Class 1-M Certificates (collectively, the "Fixed Rate Certificates") and the Class 1-F, Class 1-G and Class 1-H Certificates. The Certificates evidence beneficial ownership interests in a trust fund (the "Trust Fund") to be created by First Boston Mortgage Securities Corp. (the "Depositor"), which will hold interests in a pool of conventional, level-payment, fixed-rate, fully-amortizing mortgage loans (the "Mortgage Loans") secured by deeds of trust on residential properties and certain other property held in trust for the benefit of the Certificateholders. The Mortgage Loans will be purchased by the Depositor from an affiliate and transferred by the Depositor to the Trust Fund pursuant to a Pooling and Servicing Agreement, dated as of January 1, 1992, in exchange for the Certificates and certain other consideration. The Mortgage Loans are more fully described in the Prospectus Supplement.

     Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K. There is no additional relevant information to report in response to Item 101 of Regulation S-K.

     ITEM 2.  Properties.

     The Depositor owns no property. The First Boston Mortgage Securities Corp., Conduit Mortgage Pass-Through Certificates, Series 1992-1, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.


     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5.  Market for Depositor's Common Equity and Related Stockholder
     Matters.

     The First Boston Mortgage Securities Corp., Conduit Mortgage Pass-Through Certificates, Series 1992-1 represent, in the aggregate, the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans.
     The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, Depositor has no "common equity," but for purposes of this Item only, Depositor's Conduit Mortgage Pass-Through Certificates are treated as "common equity."

     (a) Market Information. There is no established public trading market for Depositor's Notes. Depositor believes the Notes are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     (b) Holders. The number of registered holders of all classes of Certificates on (see item 12(a)for dates) was 7.

     (c) Dividends. Not applicable. The information regarding dividend required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

     ITEM 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, does provide the relevant financial information regarding the financial status of the Trust.

     ITEM 8.  Financial Statements and Supplementary Data.

     Monthly Remittance Statement to the Certificateholders as to distributions made on February 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on March 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on April 27, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on May 26, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on July 27, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on September 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on October 26, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on November 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on December 28, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 8.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Depositor.

     Not Applicable.  The Trust does not have officers or directors.
     Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

     ITEM 11.  Executive Compensation.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and
     Management.

     (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

      As of the following dates, listed below are the only persons known to the Depositor to be the beneficial owners of more than 5% of any class of voting securities:

	As of December 2, 1993:
	CEDE & Co
	c/o Depository Trust Co.
	Attn:  Dividend Announcements
	7 Hanover Square, 22nd Floor
	New York, NY  10004

		The Bank of New York
		925 Patterson Plank Road
		Secaucus, New Jersey  07094
		Series 1992-1
		Class C
		$17,500,000 (Original Principal Amount)
		37.2% (Percentage of Class)

		As of November 5, 1993:
		Bankers Trust Company
		c/o BT Services Tennessee Inc.
		648 Grassmere Park Drive
		Nashville, TN 37211
		Series 1992-1
		Class C
		$15,750,000 (Original Principal Amount)
		34.0% (Percentage of Class)

		As of April 28, 1993:
		Norwest Bank of Minnesota, N.A.
		733 Marquette Avenue
		Minneapolis, MN  55479-0056
		Series 1992-1
		Class C
		$10,500,000 (Original Principal Amount)
		22.3% (Percentage of Class)

		As of January 7, 1993
		Bank of America/Cust Plus I
		Address not available
		Series 1992-1
		Class C
		$3,303,000 (Original Principal Balance)
		7.0% (Percentage of Class)

	As of January 30, 1992
	The First Boston Corp.
	Govts OPS - Attn: Chris Bolarte
	Five World Trade Center, 7th Floor
	New York, NY  10048
	Series 1992-1
	Class D
	$174,092,659.7100 (Original Principal Balance)
	100% (Percentage of Class)

	As of January 30, 1992
	Attn:  Robert Groody
	6000 Atrium Way
	Mt. Laurel, New Jersey  08054
	Series 1992-1
	Class G
	$174,092,659.7100 (Original Principal Balance)
	100% (Percentage of Class)

	As of January 30, 1992
	Attn:  Robert Groody
	6000 Atrium Way
	Mt. Laurel, New Jersey  08054
	Series 1992-1
	Class H
	$122,153.0000 (Original Principal Balance)
	100% (Percentage of Class)

     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

     (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation S-K is inapplicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Depositor knows of no transaction or series of transactions during the fiscal year ended December 31, 1992, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Depositor in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

     (b)  Certain business relationships.  None.

     (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by item 404 of Regulation S-K is inapplicable.

     (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS

     Monthly Remittance Statement to the Certificateholders as to distributions made on February 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on March 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on April 27, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on May 26, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on July 27, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on September 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on October 26, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on November 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     Monthly Remittance Statement to the Certificateholders as to distributions made on December 28, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 9, 1999.

     (c) The exhibits required to be filed by Depositor pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

     Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) by Depositors which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Depositor does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        By:  Bankers Trust Company of California, N.A.
                             not in its individual capacity but solely
                             as a duly authorized agent of the
                             Registrant pursuant to the Pooling and
                             Servicing Agreement, dated as of January 1, 1992.


          By:  /s/Judy L. Gomez
               Judy L. Gomez
               Assistant Vice President


     Date:  March 3, 1999


     EXHIBIT INDEX

     Exhibit Document

     1.1 Monthly Remittance Statement to the Certificateholders as to distributions made on February 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.2 Monthly Remittance Statement to the Certificateholders as to distributions made on March 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.3 Monthly Remittance Statement to the Certificateholders as to distributions made on April 27, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.4 Monthly Remittance Statement to the Certificateholders as to distributions made on May 26, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.5 Monthly Remittance Statement to the Certificateholders as to distributions made on July 27, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.6 Monthly Remittance Statement to the Certificateholders as to distributions made on September 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.7 Monthly Remittance Statement to the Certificateholders as to distributions made on October 26, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.8 Monthly Remittance Statement to the Certificateholders as to distributions made on November 25, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.9 Monthly Remittance Statement to the Certificateholders as to distributions made on December 28, 1992, and filed with the Securities and Exchange Commission on Form 8-K on February 10, 1999.

     1.10 The Pooling and Servicing Agreement of the Registrant dated as of January 1, 1992 (hereby incorporated herein by reference and filed as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on February , 1999.